Form 10-Q
period 2015-11-30
KMRB Acquisition Corp. II
filed 2016-01-19
CIK 1653882

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-55518

KMRB ACQUISITION CORP. II

(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

47-4904695

(I.R.S. Employer Identification No.)

8200 Seminole Blvd, Seminole, Florida 33772

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (727) 322-5111

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

( x ) Yes (__) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (_X_) Yes (     )  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company ( x) (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x ).

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of January 19, 2016, was 3,000,000.

TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements

KMRB Acquisition Corp. II
Condensed Balance Sheets

	November 30,	August 31,
	2015	2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$178	$1,200

TOTAL ASSETS	$178	$1,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$125	$125
Total Current Liabilities	125	125

TOTAL LIABILITIES	125	125

Stockholders' Equity
Common stock: 9000,000,000 authorized; $0.0001 par value,
3,000,000 and 3,000,000 shares issued and outstanding, respectively	300	300
Additional paid in capital	900	900
Accumulated deficit	(1,147)	(125)
Total Stockholders' Equity	53	1,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$178	$1,200

See notes to unaudited condensed consolidated financial statements

KMRB Acquisition Corp. II
Condensed Statements of Operations
(Unaudited)

		For the Three Months Ended
		November 30,
		2015		2014

Revenues	$	---	$	---

Operating Expenses
Professional fees		1,000		---
General and administrative		22		---
Total operating expenses		1,022		---

Net loss from operations		(1,022)		---

Net loss		$(1,022)	$	---

Basic and diluted loss per share		$(0.00)	$	---

Weighted average number of
shares outstanding: Basic and diluted		3,000,000		---

See notes to unaudited condensed consolidated financial statements

KMRB Acquisition Corp. II
Condensed Statements of Cash Flows
(Unaudited)
		For the Three Months Ended
		November 30,
		2015		2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,022)	$	---

Net Cash Used in Operating Activities		(1,022)		---

Net increase (decrease) in cash and cash equivalents		(1,022)		---

Cash and cash equivalents
Beginning of period		1,200		---
End of period		$178	$	---

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to unaudited condensed consolidated financial statements

KMRB Acquisition Corp. II

Notes to Condensed Financial Statements

For the period ending November 30, 2015

(Unaudited)

Note 1

  Nature of Organization

KMRB Acquisition Corp. II (the "Company") is a for profit corporation established under the corporation laws in the State of Florida, United States of America on August 17, 2015.

Since inception the Company has devoted substantially all of its efforts to establishing a new business. While operations have not commenced, the Company has generated expenses and no revenue from the limited efforts.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

Note 2 – Summary of Significant Accounting Policies

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced, to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The interim financial statements should be read in conjunction with the annual financial statements included in the Form 10 as of August 31, 2015 and filed with the Securities and Exchange Commission on November 4, 2015.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Basis of Presentation and Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions

KMRB Acquisition Corp. II

Notes to Condensed Financial Statements

For the period ending November 30, 2015

(Unaudited)

that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year End

The Company elected August 31 as its fiscal year ending date.

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Financial Instruments

The Company’s balance sheet includes certain financial instruments, including cash and accounts payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

KMRB Acquisition Corp. II

Notes to Condensed Financial Statements

For the period ending November 30, 2015

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $178 at November 30, 2015 and $1,200 at August 31, 2015.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the products or services have not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the products or services have been delivered or no refund will be required.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of November 30, 2015.

Net Income (Loss) Per Common Share

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at November 30, 2015

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Accounts Payable

At November 30, 2015 and August 31, 2015, accounts payable was $125 and $125, respectively.

Note 4 – Income Taxes

At November 30, 2015, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $1,147 that may be offset against future taxable income through 2036  No tax benefit has been

KMRB Acquisition Corp. II

Notes to Condensed Financial Statements

For the period ending November 30, 2015

(Unaudited)

reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets   calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

		For the Period Ended November 30, 2015
Tax expense (benefit) at the statutory rate		$(347)
State income taxes, net of federal income tax benefit		(37)
Change in valuation allowance		384
Total	$	---

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

At November 30, 2015 and for the year ending August 31, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2036. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of November 30, 2015 and August 31, 2015 is as follows:

		November 30, 2015		August 31, 2015
Deferred tax assets		$431		$47
Valuation allowance		(431)		(47)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the  period from inception ended August 31, 2015.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest through the year ended August 31, 2015.

Note 5 – Equity

Preferred Stock

The Company has 750,000,000 shares of preferred stock authorized with a par value of $0.0001 per share.

KMRB Acquisition Corp. II

Notes to Condensed Financial Statements

For the period ending November 30, 2015

(Unaudited)

No preferred stock has been issued as of November 30, 2015.

Common Stock

The Company has 900,000,000 shares of common stock authorized with a par value of $ 0.0001 per share.

The Company has 750,000,000 shares of preferred stock authorized with a par value of $0.0001 per share.

The Company has issued 3,000,000 shares of common stock as of August 31, 2015. 1,000,000 shares of common stock were issued to the Company’s sole office and director and 2,000,000 shares were issued to unrelated investors.

As of November 30, 2015 there were no outstanding stock options or warrants.

As of November 30, 2015, there are 3,000,000 shares of common stock issued and outstanding.

Options and Warrants

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of November 30, 2015.

Note 6 – Related Party Transaction

The Company issued 1,000,000 shares of common stock to the Company’s sole office and director

The Company neither owns nor leases any real or personal property. The sole officer and officer of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

Note 7 - Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 8 – Subsequent Events

Management has evaluated subsequent events through the date the financial statements were available to be issued, considered to be the date of filing with the Securities and Exchange Commission. Based on our evaluation no events have occurred requiring adjustment to or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of KMRB Acquisition Corp. II for the period ended November 30, 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by KMRB Acquisition Corp. II Financial information provided in this Form 10-Q, for periods subsequent to August 31, 2015, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

Business Development.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.  The business purpose of the Company is to seek the acquisition of or merger with, and existing company.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

 We do not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As it is to the advantage of all current shareholders to advance our search for acquisition targets all shareholders will, through their personal networking, make known the objective of the company to potential prospective acquisition targets. Management, furthermore, will make known the availability of the company’s public status to business brokers and consultants that are focused on mergers and acquisitions.

During the next 12 months we anticipate incurring costs related to:

(i)

Filing of Exchange Act reports, and

(ii)

Consummating an acquisition

We anticipate that our cost for filing Exchange Act reports for the next 12 months will be approximately $2,500. We anticipate that we also should be able to consummate a business combination for approximately $2,500.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary to be loaned by our invested in us by our stockholders, management or other investors.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date.  These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates.  Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, in a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and dilution of interest for present and prospective stockholders, which is like to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.  This lack of diversification should be considered to a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or perceived benefits of becoming a publicly traded corporation. We intend to contact various stock transfer agents, investment relation firms and business development entities to locate potential candidates for a business combination transaction. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.  An additional perceived benefit for a private operating company in becoming public by merging with us as opposed to filing its own form 10 registration statement is the time and money required to get through the process. This private company must take into account the consideration that such private company would have to provide to us in such a transaction as well as our obligation to file a Form 8-K in connection with such a transaction including Form 10 information regarding the private operating company. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Plan Of Operation

KMRB II is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  Mr. Kistler does not expect to remain involved as management of any acquired business.

KMRB II possesses limited funds and will be extremely limited in its attempts to locate potential business situations for investigation.  The Company has commenced the process of investigating possible merger and acquisition candidates, and believes that the Company’s status as a publicly-held corporation will enhance its ability to locate such potential business ventures.  No assurance can be given as to when Mr. Kistler may locate suitable business opportunities and such opportunities may be difficult to locate; however, Mr. Kistler intends to actively search for potential business ventures for the foreseeable future.

Business opportunities, if any arise, are expected to become available to KMRB II principally from the personal contacts of Mr. Kistler.  While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable.  Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals.  Mr. Kistler is unable to predict at this time the cost of locating a suitable business opportunity.

The analysis of business opportunities will be undertaken by or under the supervision of Mr. Kistler.  Among the factors which he will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, developments or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

It is not possible at present to predict the exact manner in which the Company may participate in a business opportunity.  Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management.  Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization.  The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization.  However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of KMRB II’s   restricted securities.  Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and KMRB II and such other entity combine assets in the new entity.  Reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity.  Any such reorganization could result in loss of control of a majority of the shares.  Mr. Kistler or other members of management, if any, at the time of reorganization may be required to resign in connection with reorganization.  Substantial dilution of percentage equity ownership may result to the stockholders.  The Company may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market of its securities.  Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering.  Such consequences might include expense, time delays or loss of voting control.  In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company’s affairs may be transferred to others.

As part of his investigation of acquisition possibilities, Mr. Kistler may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company’s limited resources and Mr. Kistler’s limited expertise.  Generally, Mr. Kistler intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others.  Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable.  It is likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable.  Mr. Kistler is entitled to reimbursement for all expenses incurred in his investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company has available funds they will not be depleted by such expenses.

Mr. Kistler believes the best chance to obtain value for the stockholder is to seek a merger or acquisition with an existing business.  At this time, Mr. Kistler has not been able to locate any potential mergers or acquisitions.

The Company is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect.  There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable.

If and when Mr. Kistler locates a business opportunity, he will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition.  Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company’s stockholders due to the issuance of stock to acquire such an opportunity.

We have no history as a public company. We do not currently file with the SEC annual and quarterly information and other reports that are specified in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC regulations. Thus, we will need to ensure that we will have the ability to prepare, on a timely basis, financial statements that comply with SEC reporting requirements following the effectiveness of this registration statement. We will also become subject to other reporting and corporate governance requirements, including the listing standards of any securities exchange upon which we may list our Common Stock, and the provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we will be required, among other things, to:

•	prepare and distribute reports and other stockholder communications in compliance with our obligations under the federal securities laws and the applicable national securities exchange listing rules;
•	define and expand the roles and the duties of our Board of Directors and its committees;

•	institute more comprehensive compliance, investor relations and internal audit functions;

•

evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC; and,

•	involve and retain outside legal counsel and accountants in connection with the activities listed above.

The adequacy of our internal control over financial reporting must be assessed by management for each year commencing with the year ending August 31, 2015. Our internal control over financial reporting will be required to meet the standards required by Section 404 of the Sarbanes-Oxley Act. We will incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff. Ultimately, our efforts may not be adequate to comply with the requirements of Section 404. If we are unable to implement and maintain adequate internal control over financial reporting or otherwise to comply with Section 404, we may be unable to report financial information on a timely basis, may suffer adverse regulatory consequences, may have violations of the applicable national securities exchange listing rules and may breach covenants under our credit facilities.

The significant obligations related to being a public company will continue to require a significant commitment of additional resources and management oversight that will increase our costs and might place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. In addition, we might not be successful in implementing and maintaining controls and procedures that comply with these requirements. If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements. Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

Results of Operations for the three months ended November 30, 2015.

Revenues.

The Company has no revenues.

Expenses.

Total Expenses.  Total expenses for the three months ended November 30, 2015 were $1,022.  Total expenses included professional fees of $1,022 and general and administrative of $22.

Financial Condition.

Total Assets.  Total assets at November 30, 2015 and August 31, 2015 were $178 and $1,200, respectively.  Total assets consist of cash of $178 and $1,200, respectively.

Total Liabilities.  Total liabilities at November 30, 2015 and August 31, 2014 were $125 and $125, respectively.  Total liabilities consist entirely to accounts payable.

Liquidity and Capital Resources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the three months ended November 30, 2015 of $1,022.  In addition, the Company has an accumulated deficit of $1,147 at November 30, 2015. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due.  At November 30, 2015 we had working capital of $53.  Our working capital is expected to be used in operations.

Net cash used in operating activities for the three months ended November 30, 2015 was ($1,022).  Net cash used in operating activities is our net loss.  Cash for operating activities was provided by operating activities.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.  Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations and to seek merger candidates and/or acquisitions. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

We had no material commitments for capital expenditures as of November 30, 2015.

Off-Balance Sheet Arrangements.

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

The management of the Company is responsible for establishing and maintaining adequate disclosure controls and procedures. The Company’s disclosure controls and procedures is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending November 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending November 30, 2015, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

Changes in internal control over financial reporting

We have not made any significant changes to our internal controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Part II.  Other Information

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2015, 1,000,000 shares each were issued to Brian K. Kistler, Robin W. Hunt and Nancy Hunt for cash consideration of $400 each for an aggregate amount of $1,200.  Such shares were issued pursuant to an exemption from registration at Section 4(a)(2) of the Securities Act of 1933.  These shares of our common stock qualified for exemption under Section 4(a)(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering.  The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.  We did not undertake an offering in which we sold a high number of shares to a high number of investors.  In addition, these shareholders had necessary investment intent as required by Section 4(a)(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933.  There may be resale restrictions imposed by SEC Rule 144(i) for one year following the company no longer being considered a shell company. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.”  Based on an analysis of the above factors, we have met the requirements to qualify for exemption under section 4(a)(2) of the Securities Act of 1933 for this transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number and Description			Location Reference

(a)	Financial Statements		Filed herewith

(b)	Exhibits required by Item 601, Regulation SB;

(3.0)	Articles of Incorporation

	(3.1)	Certificate of Incorporation files with Form 10 Registration Statement on September 29, 2015	See Exhibit Key

	(3.2)	By-Laws	See Exhibit Key

(31.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith

(32.1)	Certificate of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

(101.INS)	XBRL Instance Document		Filed herewith
(101.SCH)	XBRL Taxonomy Ext. Schema Document		Filed herewith
(101.CAL)	XBRL Taxonomy Ext. Calculation Linkbase Document		Filed herewith
(101.DEF)	XBRL Taxonomy Ext. Definition Linkbase Document		Filed herewith
(101.LAB)	XBRL Taxonomy Ext. Label Linkbase Document		Filed herewith
(101.PRE)	XBRL Taxonomy Ext. Presentation Linkbase Document		Filed herewith

Exhibit Key

3.1	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 29, 2015.
3.2	Incorporated by reference herein to the Company’s Form 10 Registration Statement filed with the Securities and Exchange Commission on September 29, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KMRB ACQUISITION CORP. II

Date: January 19, 2016

By: /s/ Brian Kistlerr

Brian Kistler,

Principal Executive Officer

Principal Financial and Accounting Officer