Form 10-Q
period 2016-02-29
KMRB Acquisition Corp. II
filed 2016-12-13
CIK 1653882

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 000-55518

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

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

(  ) Yes (X) No

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

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company ( x) (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (_X ) No (  ).

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of November 30, 2016, was 3,000,000.

TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements

Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II
Condensed Balance Sheets

	February 29,	August 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$145	$1,200

TOTAL ASSETS	$145	$1,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,125	$125
Total Current Liabilities	1,125	125

TOTAL LIABILITIES	1,125	125

Stockholders' Equity
Convertible Preferred stock: 750,000,000 shares authorized; $0.0001 par value
0 and 0 shares issued and outstanding, respectively	---	---
Common stock: 900,000,000 authorized; $0.0001 par value,
3,000,000 and 3,000,000 shares issued and outstanding, respectively	300	300
Additional paid in capital	900	900
Accumulated deficit	(2,180)	(125)
Total Stockholders' Equity	(980)	1,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$145	$1,200

See notes to unaudited condensed consolidated financial statements

Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II
Condensed Statements of Operations
(Unaudited)

		For the Three Months Ended				For the Six Months Ended
		February 29,				February 29,
		2016		2015		2016		2015

Revenues	$	---	$	---	$	---	$	---

Operating Expenses
Professional fees		1,000		---		2,000		---
General and administrative		33		---		55		---
Total operating expenses		1,033		---		2,055		---

Net loss from operations		(1,033)		---		(2,055)		---

Net loss		$(1,033)	$	---		$(2,055)	$	---

Basic and diluted loss per share		$(0.00)	$	---		$(0.00)	$	---

Weighted average number of
shares outstanding: Basic and diluted		3,000,000		---		3,000,000		---

See notes to unaudited condensed consolidated financial statements

Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II
Condensed Statements of Cash Flows
(Unaudited)
		For the Six Months Ended
		February 29,
		2016		2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(2,055)	$	---
Adjustment to reconcile Net Loss to net
cash provided by operations:
Changes in assets and liabilities:
Accounts payable		1,000		---
Net Cash Used in Operating Activities		(1,055)		---

Net increase (decrease) in cash and cash equivalents		(1,055)		---

Cash and cash equivalents
Beginning of period		1,200		---
End of period		$145	$	---

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to unaudited condensed consolidated financial statements

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

Notes to Condensed Financial Statements

For the period ending February 29, 2016

(Unaudited)

NOTE 1

  NATURE OF ORGANIZATION

Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II (the "Company") is a for profit corporation established under the corporation laws in the State of Florida, United States of America on August 17, 2015.

Since inception the Company has devoted substantially all of its efforts to establishing a new business. While operations have not commenced, the Company has generated expenses and no revenue from the limited efforts.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

NOTE 2 – GOING CONCERN

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

Notes to Condensed Financial Statements

For the period ending February 29, 2016

(Unaudited)

BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

RELATED PARTIES

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

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

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

Notes to Condensed Financial Statements

For the period ending February 29, 2016

(Unaudited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $145 at February 29, 2016 and $1,200 at August 31, 2015.

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

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of February 29, 2016.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at February 29, 2016

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of February 29, 2016 and August 31, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date.  We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial statements.

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

Notes to Condensed Financial Statements

For the period ending February 29, 2016

(Unaudited)

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements – Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is a substantial doubt about an organization’s ability to continue as a going concern.  The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

NOTE 4 – ACCOUNTS PAYABLE

At February 29, 2016 and August 31, 2015, accounts payable was $1,125 and $125, respectively.

NOTE 5 – EQUITY

PREFERRED STOCK

The Company has been authorized to issue 750,000,000 shares of $.0001 par value Preferred Stock.  The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established, within certain guidelines established in the Articles of Incorporation.

Series A:  The certificate of designation for the Series “A” Convertible Preferred Stock provides that as a class it possesses, a number of votes equal to ten (10) votes per share and may be converted into ten (10) $0.0001 par value common shares.

No preferred stock has been issued as of February 29, 2016.

COMMON STOCK

The Company has been authorized to issue 900,000,000 shares of common stock, $.0001 par value.  Each share of issued and outstanding common stock shall entitle the holder thereof to fully participate in all shareholder meetings, to cast one vote on each matter with respect to which shareholders have the right to vote, and to share ratably in all dividends and other distributions declared and paid with respect to common stock, as well as in the net assets of the corporation upon liquidation or dissolution.

The Company has issued 3,000,000 shares of common stock on August 27, 2015. 1,000,000 shares of common stock were issued to the Company’s sole office and director and 2,000,000 shares were issued to unrelated investors.

At February 29, 2016 and August 31, 2015, there are 3,000,000 and 3,000,000 shares of common stock issued and outstanding, respectively.

OPTIONS AND WARRANTS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of February 29, 2016.

NOTE 6 – RELATED PARTY TRANSACTION

In August 2015, the Company issued 1,000,000 shares of common stock to the Company’s sole office and director

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

Notes to Condensed Financial Statements

For the period ending February 29, 2016

(Unaudited)

The Company neither owns nor leases any real or personal property. The sole officer and officer of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

NOTE 7 – SUBSEQUENT EVENTS

On November 30, 2016, the following amendments to the Articles of Incorporation were approved by the Florida Department of State, Division of Corporations.

1.

The Company amended its Series “A” Preferred Stock designation.  The certificate of designation for the Series “A” Preferred Stock provides that as a class it possesses, no conversions rights and a number of votes equal to four times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of Series B Preferred Stocks which are issued and outstanding at the time of Voting.

The Company has not designated or issued any Series B Preferred Stock.

2.

Changed the Company address to 48 Wall Street, The Bank of New York Building, New York, NY 10005.

The amendments to the Articles of Incorporation were approved by the Florida Department of State, Division of Corporations on November 30, 2016.

EQUITY

On November 15, 2016, the Company issued 1 share of Series A Preferred Stock to its sole officer and Director, Brian Kistler, for control.

On November 16, 2016 shareholders of Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II, entered into a Stock Purchase Agreement with Milos Advisors LLC to sell three million shares (3,000,000) of the outstanding common stock and one share of its issued and outstanding series A preferred stock.  The effective date of the Stock Purchase Agreement is December 1, 2016.

On December 2, 2016, the following amendment to the Articles of Incorporation were approved by the Florida Department of State, Division of Corporations.

1.

The Company changed its name to Milost Acquisitions Corp.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II (“Milost”) for the period ended February 29, 2016 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II Financial information provided in this Form 10-Q, for periods subsequent to August 31, 2015, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Plan Of Operation

Milost is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  Mr. Kistler does not expect to remain involved as management of any acquired business.

Milost possesses limited funds and will be extremely limited in its attempts to locate potential business situations for investigation.  The Company has commenced the process of investigating possible merger and acquisition candidates, and believes that the Company’s status as a publicly-held corporation will enhance its ability to locate such potential business ventures.  No assurance can be given as to when Mr. Kistler may locate suitable business opportunities and such opportunities may be difficult to locate; however, Mr. Kistler intends to actively search for potential business ventures for the foreseeable future.

Business opportunities, if any arise, are expected to become available to Milost principally from the personal contacts of Mr. Kistler.  While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable.  Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals.  Mr. Kistler is unable to predict at this time the cost of locating a suitable business opportunity.

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

It is not possible at present to predict the exact manner in which the Company may participate in a business opportunity.  Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management.  Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization.  The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization.  However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of Milost’s restricted securities.  Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and Milost and such other entity combine assets in the new entity.  Reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity.  Any such reorganization could result in loss of control of a majority of the shares.  Mr. Kistler or other members of management, if any, at the time of reorganization may be required to resign in connection with reorganization.  Substantial dilution of percentage equity ownership may result to the stockholders.  The Company may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market of its securities.  Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering.  Such consequences might include expense, time delays or loss of voting control.  In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company’s affairs may be transferred to others.

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

Results of Operations for the three months ended February 29, 2016.

Revenues.

The Company has no revenues.

Expenses.

Total Expenses.  Total expenses for the three months ended February 29, 2016 were $1,033.  Total expenses included professional fees of $1,000  and general and administrative of $33.

Results of Operations for the six months ended February 29, 2016.

Revenues.

The Company has no revenues.

Expenses.

Total Expenses.  Total expenses for the six months ended February 29, 2016 were $2,055.  Total expenses included professional fees of $2,000 and general and administrative of $55.

Financial Condition.

Total Assets.  Total assets at February 29, 2016 and August 31, 2015 were $145 and $1,200, respectively.  Total assets consist of cash of $145 and $1,200, respectively.

Total Liabilities.  Total liabilities at February 29, 2016 and August 31, 2015 were $1,125 and $125, respectively.  Total liabilities consist entirely to accounts payable.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the six months ended February 29, 2016 of $2,055.  In addition, the Company has an accumulated deficit of $2,180 at February 29, 2016. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At February 29, 2016 we had a working capital deficit of $980.  Our working capital deficit is the result of operations.

Net cash used in operating activities for the six months ended February 29, 2016 was ($1,055).  Cash for operating activities was provided by operating activities.

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

We had no material commitments for capital expenditures as of February 29, 2016.

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

With respect to the period ending February 29, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending February 29, 2016, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

None

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

MILOST ACQUISITIONS CORP. f/k/a KMRB Acquisition Corp. II

Date: December 13, 2016

By: /s/ Brian Kistlerr

Brian Kistler,

Principal Executive Officer

Principal Financial and Accounting Officer