Form 10-Q
period 2016-05-31
KMRB Acquisition Corp. II
filed 2016-12-13
CIK 1653882

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Large accelerated filer (__)    Accelerated filer (__)     Non-accelerated filer (__)   Smaller reporting company ( x) (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (_X_) No (  ).

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of November 30, 2016, was 3,000,000.

TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements

Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II
Condensed Balance Sheets

	May 31,	August 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$112	$1,200

TOTAL ASSETS	$112	$1,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,125	$125
Total Current Liabilities	1,125	125

TOTAL LIABILITIES	1,125	125

Stockholders' Equity
Convertible Preferred stock: 750,000,000 shares authorized; $0.0001 par value
0 and 0 shares issued and outstanding, respectively	---	---
Common stock: 900,000,000 authorized; $0.0001 par value,
3,000,000 and 3,000,000 shares issued and outstanding, respectively	300	300
Additional paid in capital	900	900
Accumulated deficit	(2,213)	(125)
Total Stockholders' Equity	(1,013)	1,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112	$1,200

See notes to unaudited condensed consolidated financial statements

Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II
Condensed Statements of Operations
(Unaudited)

		For the Three Months Ended				For the Nine Months Ended
		May 31,				May 31,
		2016		2015		2016		2015

Revenues	$	---	$	---	$	---	$	---

Operating Expenses
Professional fees		---		---		2,000		---
General and administrative		33		---		88		---
Total operating expenses		33		---		2,088		---

Net loss from operations		(33)		---		(2,088)		---

Net loss		$(33)	$	---		$(2,088)	$	---

Basic and diluted loss per share		$(0.00)	$	---		$(0.00)	$	---

Weighted average number of
shares outstanding: Basic and diluted		3,000,000		---		3,000,000		---

See notes to unaudited condensed consolidated financial statements

Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II
Condensed Statements of Cash Flows
(Unaudited)
		For the Nine Months Ended
		May 31,
		2016		2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(2,088)	$	---
Adjustment to reconcile Net Loss to net
cash provided by operations:
Changes in assets and liabilities:
Accounts payable		1,000		---
Net Cash Used in Operating Activities		(1,088)		---

Net increase (decrease) in cash and cash equivalents		(1,088)		---

Cash and cash equivalents
Beginning of period		1,200		---
End of period		$112	$	---

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to unaudited condensed consolidated financial statements

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

Notes to Condensed Financial Statements

For the period ending May 31, 2016

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

For the period ending May 31, 2016

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

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

Notes to Condensed Financial Statements

For the period ending May 31, 2016

(Unaudited)

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $112 at May 31, 2016 and $1,200 at August 31, 2015.

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

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of May 31, 2016.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at May 31, 2016

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of May 31, 2016 and August 31, 2015.

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

For the period ending May 31, 2016

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

NOTE 4 – ACCOUNTS PAYABLE

At May 31, 2016 and August 31, 2015, accounts payable was $1,125 and $125, respectively.

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

No preferred stock has been issued as of May 31, 2016.

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

At May 31, 2016 and August 31, 2015, there are 3,000,000 and 3,000,000 shares of common stock issued and outstanding, respectively.

OPTIONS AND WARRANTS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of May 31, 2016.

NOTE 6 – RELATED PARTY TRANSACTION

In August 2015, the Company issued 1,000,000 shares of common stock to the Company’s sole office and director

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

Notes to Condensed Financial Statements

For the period ending May 31, 2016

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

1.

The Company changed its name to Milost Acquisitions Corp.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II (“Milost”) for the period ended May 31, 2016 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections: Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Results of Operations for the three months ended May 31, 2016.

Revenues.

The Company has no revenues.

Expenses.

Total Expenses.  Total expenses for the three months ended May 31, 2016 were $33.  Total expenses included general and administrative of $33.

Results of Operations for the nine months ended May 31, 2016.

Revenues.

The Company has no revenues.

Expenses.

Total Expenses.  Total expenses for the nine months ended May 31, 2016 were $2,088.  Total expenses included professional fees of $2,000 and general and administrative of $88.

Financial Condition.

Total Assets.  Total assets at May 31, 2016 and August 31, 2015 were $112 and $1,200, respectively.  Total assets consist of cash of $112 and $1,200, respectively.

Total Liabilities.  Total liabilities at May 31, 2016 and August 31, 2015 were $1,125 and $125, respectively.  Total liabilities consist entirely to accounts payable.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the nine months ended May 31, 2016 of $2,088.  In addition, the Company has an accumulated deficit of $2,213 at May 31, 2016. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At May 31, 2016 we had a working capital deficit of $1,013.  Our working capital deficit is a result of operations.

Net cash used in operating activities for the three months ended May 31, 2016 was ($1,088).  Net cash used in operating activities is our net loss adjusted by an increase in accounts payable.  Cash for operating activities was provided by operating activities.

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

We had no material commitments for capital expenditures as of May 31, 2016.

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

With respect to the period ending May 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending May 31, 2016, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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