Form 10-K
period 2016-08-31
KMRB Acquisition Corp. II
filed 2016-12-13
CIK 1653882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 000-55518

Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II
(Exact Name of Registrant as specified in its charter)
Florida	47-4904695
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

8200 Seminole Blvd, Seminole FL	33772
(Address of principal executive offices) Registrant’s telephone number, including area code	(Zip Code) 727-322-5111

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered

None

N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    (_) Yes (x) No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act.

(_) Yes (x) No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     (X) Yes (_) No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   (x) Yes (_) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    (_) Yes (x) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_) Non-accelerated filer (_) (Do not check if a smaller company)	Accelerated filer (_) Smaller reporting company (x)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

( X) Yes (_) No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $1,200

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the issuer’s Common Stock, $0.0001 par value, as of November 30, 2016 was 3,000,000 shares.  There is one shares of the issuer’s Series A Preferred Stock issued and outstanding as of such date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended August 31, 2016

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II (“Milost”) for the fiscal year ended August 31, 2016 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition involve risks and uncertainties.  In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  Where in any forward-looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report.  This annual report contains forward-looking statements that involve risks and uncertainties.  We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II

PART I

Item 1. Business.

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

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions included:

(i)

A requirement to have only two years of audited financial statements and only two years of related Management Discussion & Analysis disclosures;

(ii)

Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

(iii)

Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

(iv)

No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens, which are also available to us as a smaller reporting company as defined under Rule 12b-2of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.  This election allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) which issued more than $1 billion in non-convertible debt during the preceding three-year period.

Business of Issuer

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

Description of Business, Principal Products, Services

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

During the next 12 months we anticipate incurring costs related to:

(i)

Filing of Exchange Act reports, and

(ii)

Consummating an acquisition

We anticipate that our cost for filing Exchange Act reports for the next 12 months will be approximately $8,400. We anticipate that we also should be able to consummate a business combination for approximately $8,400.  We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary to be loaned by our invested in us by our stockholders, management or other investors.

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

Number Of Total Employees And Number Of Full-Time Employees

At this time, the Company has no employees.

How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to investigate potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  Our sole officer and director, Mr. Brian Kistler, does not expect to remain involved as management of any acquired business.

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

We are a reporting company and file all reports required under sections 13 and 15d of the Exchange Act.

Item 1A. Risk Factors.

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property.  Our offices are currently located at 8200 Seminole Blvd, Seminole, Florida 33772.

We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

Item 4. Mine Safety Disclosures.

Not applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

There is presently no public market for our common stock.  There is no assurance that a trading market will developed, or, if developed, that it will be sustained.  A purchaser of shares may, therefore, find it difficult to resell our securities offered herein should he or she desire to do so when eligible for public resale.

Holders.

On November 30, 2016 there are 3 shareholders of record of our common stock.  There are 3,000,000 shares of our Common Stock issued and outstanding.

Dividends.

Since inception we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.

Recent Sales of Unregistered Securities.

Set forth below is information regarding the issuance and sales of Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II capital stock without registration since inception, August 17, 2015.  No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.  The shares of our capital stock were issued pursuant to Section 4(a)(2) of the Securities Act of 1933 and the exempt transaction provisions of applicable state law.

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

Item 6. Selected Financial Data.

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements.  Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report.  The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)

an abrupt economic change resulting in an unexpected downturn in demand for our services;

(b)

governmental restrictions or excessive taxes on our services;

(c)

economic resources to support the development of our projects;

(d)

expansion plans, access to potential clients, and advances in technology; and.

(e)

lack of working capital that could hinder acquisitions for development of our projects.

Our Business Overview.

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

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions included:

(i)

A requirement to have only two years of audited financial statements and only two years of related Management Discussion & Analysis disclosures;

(ii)

Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

(iii)

Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

(iv)

No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens, which are also available to us as a smaller reporting company as defined under Rule 12b-2of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to utilize the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.  This election allows our Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) which issued more than $1 billion in non-convertible debt during the preceding three-year period.

Business of Issuer

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

During the next 12 months we anticipate incurring costs related to:

(i)

Filing of Exchange Act reports, and

(ii)

Consummating an acquisition

We anticipate that our cost for filing Exchange Act reports for the next 12 months will be approximately $8,400. We anticipate that we also should be able to consummate a business combination for approximately $8,400.  We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary to be loaned by our invested in us by our stockholders, management or other investors.

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

Financial Condition

Results of Operations for year ended August 31, 2016 and for the period ending August 17, 2015 (inception) through August 31, 2015

Revenues.

The Company has no revenues.

Expenses.

Total Expenses.  Total expenses for the year ended August 31, 2016 and for the period ending August 17, 2015 (inception) through August 31, 2015 were $2,121 and $125, respectively.  Total expenses included professional fees of $2,000 and $0, respectively and general and administrative of $121 and $125, respectively.  Professional fees increased by approximately 100%.  This increase was due required auditor reviews.

Financial Condition.

Total Assets.  Total assets at August 31, 2016 and August 31, 2015 were $79 and $1,200, respectively.  Total assets consist of cash of $79 and $1,200, respectively.

Total Liabilities.  Total liabilities at August 31, 2016 and August 31, 2015 were $1,125 and $125, respectively.  Total liabilities consist entirely of accounts payable.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss for the year ended August 31, 2016 of $2,121 as compared to the loss for the period ending August 17, 2015 (inception) through August 31, 2015 of $125.  In addition, the Company has an accumulated deficit of $2,246 at August 31, 2016. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently unable to meet our obligations as they come due.  At August 31, 2016, we had a working capital deficit of $1,046.  Our working capital deficit is due to operations.

Net cash used in operating activities for the year ended August 31, 2016 and for the period ending August 17, 205 (inception) through August 31, 2015 was ($1,121) and $0, respectively.  Net cash used in operating activities is our net loss and further adjusted by increases and decreases in accounts payable.  Cash for operating activities was used by operating activities.

Net cash provided by financing activities for the year ended August 31, 2016 and for the period ending August 17, 2015 (inception) through August 31, 2015 was $0 and $1,200, respectively.  Net cash provided by financing for the period ending August 17, 2015 (inception) through August 31, 2015 included proceeds from the issuance of common stock of $1,200.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability.  Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations and to seek merger candidates and/or acquisitions. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(a)(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

We had no material commitments for capital expenditures as of August 31, 2016.

Off-Balance Sheet Arrangements.

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

Item 9A. Controls and Procedures

(a)  Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of August 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

As of August 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective so as to timely identify, correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud.  A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met.  Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of this section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b) Change in Internal Control Over Financial Reporting

We have not made any significant changes to our internal controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and ages of our directors and executive officers as of August 31, 2016 are set forth below.  Our Bylaws provide for not less than one and not more than fifteen directors.  All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Name	Age	Position
Brian Kistler (1)	60	President, Director (1)

(1) Brian Kistler will serve as a director until the next annual shareholder meeting.

Brian K. Kistler, President and Director

Brian K. Kistler has served as our President/Chairman of the Board of Directors since the inception of the Company. Mr. Kistler has extensive work history in the financial services industry. He began working at the securities firm Edward Jones in 1987 and over five (5) years increased his assets under management to $45 million dollars. Mr. Kistler then joined Linsco/Private Ledger in 1992, an independent broker/dealer firm, where he worked as an independent contractor. In 1994 he was recruited by broker/dealer Hilliard Lyons to develop the northeast area of Indiana. During his time at Hilliard/Lyons, Mr. Kistler had assets under management of nearly $100 million dollars. In 1999 Mr. Kistler was hired by Raymond James & Associates to manage their recently acquired Fort Wayne, Indiana office. Subsequently, he became the manager of nine (9) Raymond James offices in Indiana. Mr. Kistler’s responsibilities included managing fifty-three employees with client assets under management in excess of one billion dollars. During his time as manager, the revenues and assets under management grew substantially as a direct result of Mr. Kistler’s ability to recruit, retain and train high quality financial advisors. Mr. Kistler retired from his position with Raymond James in December 2005 to focus on the development of Freedom Energy Holdings, Inc. Freedom Energy Holdings, Inc. is an ongoing operation. Freedom Energy Holdings, Inc.’s primary business focus is in the promotion of its proprietary technology, KC 9000® and SR 139, both domestically and internationally.

Mr. Kistler is also the President of New Opportunity Business Solutions, Inc. (NOBS), a business consulting company in which Mr. Kistler serves in a consultancy status as an officer and director of public companies. Currently, NOBS only has 5 clients that require approximately 15 hours per month of Mr. Kistler time and attention and will not detract from his ability to oversee our company’s operations. Mr. Kistler was the founder and CEO of KMRB Acquisitions Corp. a blank check company.  However, he resigned from all duties as an officer of that corporation on July 15, 2015.  Company shareholders sold the control block of stock in the Company consisting of two million eight hundred fifty thousand (2,850,000) shares of restricted common stock of the Company for $25,000.00.  KMRB Acquisition Corp. identified the target company through an introduction to Mr. Kistler by one of his business associates who is unaffiliated with the Company.  Mr. Kistler retained 50,000 common shares of KMRB Acquisitions Corp. At this time Mr. Kistler does not have any other interests in any other blank check companies.

Mr. Kistler currently serves in the following capacities:

Success Holding Group Corp, USA - President and Director
Success Holding Group International, Inc. - President and Director
Success Entertainment Group International, Inc. - CFO, President and Director
Global Senior Enterprise, Inc. - CEO and Director
Han Tang Technology, Inc. - CEO and Director
Freedom Energy Holdings, Inc. - CEO and Director

We believe that Mr. Kistler’s experience in the securities industry as well as the managerial skills he developed during such tenure provide ample qualification for Mr. Kistler to serve as an officer and director for our Company. As a result of his duties and responsibilities with Freedom Energy Holdings, Inc., Mr. Kistler intends to devote approximately 5 hours per week to the development of our business.

Significant Employees.  None.

Family Relationships.  None.

Involvement in Certain Legal Proceedings. To the best of our knowledge, except as set forth herein, none of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

The Board of Directors acts as the Audit Committee, and the Board has no separate committees.  The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such expert.  The Company intends to continue to search for a qualified individual for hire.

Meetings and Committees of the Board of Directors.

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions.  Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee or an audit committee financial expert.  We expect to form such a committee composed of our non-employee directors.  We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person.  Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors.  Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Compensation Committee Interlocks and Insider Participation.

As of August 31, 2016 our Board of Directors consisted solely of Brian Kistler.    At present, the Board of Directors has not established any committees.

Director Compensation.

There are currently no compensation arrangements in place for members of the board of directors.

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our President/Chairman who served at the end of the period August 31, 2016, for services rendered in all capacities to us.  The listed individuals shall hereinafter be referred to as the “Named Executive Officers.”  Currently, we have no employment agreements with any of our Directors or Officers.  All of our directors are unpaid.  Compensation for the future will be determined when and if additional funding is obtained.

Summary Compensation Table – Officers

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		Salary	Bonus	Stock	Option	Non-equity	Change in Pension Value and Nonqualified	All other Compen- sation	Total
				Awards	Awards	incentive	deferred
						plan	compensation
Name and principal position	Year	($)	($)	($)	($)	compensation ($)	earnings ($)	($)	($)
Brian Kistler, President, Director	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There is no employment contract with Mr. Brian Kistler at this time.  Nor are there any agreements for compensation in the future.  A salary and stock options and/or warrants program may be developed in the future.

Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees	Stock	Option	Non-equity	Change in Pension Value and Nonqualified	All other Compensation	Total
	earned or	Awards	Award(s)	incentive	deferred
	paid in cash			plan compensation	compensation earnings
Name	($)	($)	($)	($)	($)	($)	($)
Brian Kistler, President, Director	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) There is no employment contract with Mr. Kistler at this time.  Nor are there any agreements for compensation in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of August 31, 2016, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities.  In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.  Subject to community property laws, where applicable, the persons or entities named below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Brian K. Kistler (1) 8200 Seminole Blvd. Seminole, FL 33772	1,000,000	33.33%
Robin W. Hunt 8200 Seminole Blvd. Seminole, FL 33772	1,000,000	33.33%
Nancy Hunt 8200 Seminole Blvd. Seminole, FL 33772	1,000,000	33.33%

(1) Brian K. Kistler serves as sole officer (President) and Director of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons.

None

Director Independence.

We have not established our own definition for determining whether our director or nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be “independent” under any applicable definition given that they are officers of the Company. We also have not established any committees of the Board of Directors.

Given the nature of our Company, its limited shareholder base and the current composition of management, the Board of Directors does not believe that we require any corporate governance committees at this time. As our operations generate revenue we intend to seek additional members for our board of directors and establish our own definition of “independent” as related to directors and nominees for directors.  We further intend to establish committees that will be suitable for our operations as our business operations warrant.

Our Company retained the services of Stevenson & Company CPAs, LLC to conduct the August 31, 2016 and 2015 audits of Financial Statements.  The Audit of Financial Statements are the only services provided by Stevenson & Company CPAs, LLC.

Item 14. Principal Accounting Fees and Services.

	2015	2016
Audit fees	3,000	5,400
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee.  The normal functions of the audit committee are handled by the board of directors.  The Board of Directors, performing normal functions of the audit committee, approved 100% of the fees for services performed by Stevenson & Company CPAs, LLC.

PART IV

Item 15. Exhibits, Financial Statement Schedule.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILOST ACQUISITIONS CORP. f/k/a KMRB Acquisition Corp. II

NAME	TITLE	DATE

/s/ Brian Kistler	President, Directors	December 13, 2016
Brian Kistler

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Brian Kistler	President, Directors	December 13, 2016
Brian Kistler

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act.  None.

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813)443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II

We have audited the accompanying balance sheets of Milost Acquisitions Corp. f/k/a  as of  and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended  and the period August 17, 2015 (inception) through August 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milost Acquisitions Corp. f/k/a  as of August 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended August 31, 2016 and the period August 17, 2015 (inception) through August 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

December 13, 2016

PCAOB Registered
AICPA Member

Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II Balance Sheets
	August 31,	August 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$79	$1,200
Total Current Assets	79	1,200

TOTAL ASSETS	$79	$1,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,125	$125
Total Current Liabilities	1,125	125

TOTAL LIABILITIES	1,125	125

Stockholders' Equity
Convertible Preferred stock: 750,000,000 authorized; $0.0001 par value
0 and 0 shares issued and outstanding, respectively	---	---
Common stock: 900,000,000 authorized; $0.0001 par value
3,000,000 and 3,000,000 shares issued and outstanding, respectively	300	300
Additional paid in capital	900	900
Accumulated deficit	(2,246)	(125)
Total Stockholders' Equity	(1,046)	1,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79	$1,200

See notes to the financial statements

Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II Statements Of Operations
		For the Year Ended		For the Period Ended August 17, 2015 (inception) Through
		August 31,		August 31,
		2016		2015

Revenues	$	---	$	---
		---		---

Operating Expenses
Professional fees		2,000		---
General and administrative		121		125
Total operating expenses		2,121		125

Net loss from operations		(2,121)		(125)

Net loss		$(2,121)		$(125)

Basic and diluted loss per share		$(0.00)		$(0.00)

Weighted average number of
shares outstanding		3,000,000		857,143

See notes to the financial statements

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

Statement Of Changes In Stockholders' Deficit

For the Year Ended August 31, 2016 and For the Period Ended August 17, 2015 (inception) Through August 31, 2015

						Additional
	Preferred Stock			Common Stock		Paid in	Accumulated
	Shares		Amount	Shares	Amount	Capital	Deficit	Total

August 17, 2015 (inception)	---	$	---	--- $	--- $	--- $	--- $	---

Common shares sold to founders in exchange for cash, August 27, 2015 at $0.0004 per share	---		---	3,000,000	300	900	---	1,200

Net loss							(125)	(125)

Balance, August 31, 2015	---	$	---	3,000,000	$300	$900	$(125)	$1,075

Net loss							(2,121)	(2,121)

Balance, August 31, 2016	---	$	---	3,000,000	$300	$900	$(2,246)	$(1,046)

See notes to the financial statements

Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II Statements of Cash Flows

		August 31,		For the Period Ending August 17, 2015 (inception) Through August 31,
		2016		2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(2,121)		$(125)
Adjustment to reconcile Net Income to net
cash provided by operations:
Changes in assets and liabilities:
Accounts payable		1,000		125
Net Cash Used in Operating Activities		(1,121)		---

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		---		1,200
Net Cash Provided by Financing Activities		---		1,200

Net increase (decrease) in cash and cash equivalents		(1,121)		1,200

Cash and cash equivalents
Beginning of period		1,200		---
End of period		$79		$1,200

Supplemental cash flow information
Cash paid for interest	$	---	$	---
Cash paid for taxes	$	---	$	---

See notes to the financial statements

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

Notes to Financial Statements

For the Year Ended August 31, 2016

And

For the Period Ended August 17, 2015 (inception) Through August 31, 2015

Note 1

  Nature of Operations

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

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

Notes to Financial Statements

For the Year Ended August 31, 2016

And

For the Period Ended August 17, 2015 (inception) Through August 31, 2015

Financial Instruments

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents totaled $79 at August 31, 2016 and $1,200 at August 31, 2015.

Credit risk associated with cash deposits are insured under FDIC up to $250,000 per depositor, per FDIC insured bank, per ownership category.  At such time, as the Company’s cash deposits exceed FDIC limits, the Company will reassess their credit risk.

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

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

Notes to Financial Statements

For the Year Ended August 31, 2016

And

For the Period Ended August 17, 2015 (inception) Through August 31, 2015

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of August 31, 2016.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at August 31, 2016.

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

Note 3 – Accounts Payable

At August 31, 2016 and August 31, 2015, accounts payable was $1,125 and $125, respectively.

Note 4 – Income Taxes

At August 31, 2016, the Company had a net operating loss carry–forward for Federal income tax purposes of approximately $2,246 that may be offset against future taxable income through 2033  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets   calculated at the effective rates note below, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

Notes to Financial Statements

For the Year Ended August 31, 2016

And

For the Period Ended August 17, 2015 (inception) Through August 31, 2015

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

		For the Year Ended August 31, 2016		For the Period Ended August 17, 2015 (inception) Through August 31, 2015
Tax expense (benefit) at the statutory rate		$(721)		$(43)
State income taxes, net of federal income tax benefit		(76)		(5)
Change in valuation allowance		797		48
Total	$	---	$	---

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

For the years ending August 31, 2016 and August 31, 2015, the Company has net operating losses from operations. The carry forwards expire through the year 2033. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of August 31, 2016 and August 31, 2015 is as follows:

		August 31, 2016		For the Period Ended August 17, 2015 (inception) Through August 31, 2015
Deferred tax assets		$844		$47
Valuation allowance		(844)		(47)
Net deferred tax asset	$	---	$	---

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the  period from inception ended August 31, 2015 through the year ended August 31, 2016.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest through the year ended August 31, 2016.

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

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

Notes to Financial Statements

For the Year Ended August 31, 2016

And

For the Period Ended August 17, 2015 (inception) Through August 31, 2015

Series A:  The certificate of designation for the Series “A” Convertible Preferred Stock provides that as a class it possesses, a number of votes equal to ten (10) votes per share and may be converted into ten (10) $0.0001 par value common shares.

No preferred stock has been issued as of August 31, 2016.

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

At August 31, 2016 and August 31, 2015, there are 3,000,000 and 3,000,000 shares of common stock issued and outstanding, respectively.

OPTIONS AND WARRANTS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company as of August 31, 2016.

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

2.

Changed the Company address to 48 Wall Street, The Bank of New York Building, New York, NY 10005.

Milost Acquisitions Corp.

f/k/a KMRB Acquisition Corp. II

Notes to Financial Statements

For the Year Ended August 31, 2016

And

For the Period Ended August 17, 2015 (inception) Through August 31, 2015

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