Form 10-K/A
period 2016-08-31
KMRB Acquisition Corp. II
filed 2016-12-14
CIK 1653882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the registrant’s Annual Report on Form 10-K for the year ended August 31, 2016, filed with the Securities and Exchange Commission on December 13, 2016 (the “Annual Report”), is to correct scrivener errors on the Auditors’ Opinion letter dated December 13, 2016. A corrected Audit opinion letter has been filed herewith.

No other changes have been made to the Annual Report except as noted above. This Amendment to the Annual Report speaks as of the original filing date of the Annual Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Annual Report except that changes have been made to the cover page and the Auditors’ Opinion Letter.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II

We have audited the accompanying balance sheets of Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II as of August 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended August 31, 2016 and the period August 17, 2015 (inception) through August 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Milost Acquisitions Corp. f/k/a KMRB Acquisition Corp. II as of August 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended August 31, 2016 and the period August 17, 2015 (inception) through August 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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